Form 10-K
GS Mortgage Securities Trust 2014-GC24
filed 2016-03-24
CIK 1617957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

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

c/o Wells Fargo Bank, National Association

as Certificate Administrator

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

   Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

   Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

   Not applicable.

EXPLANATORY NOTES

The Stamford Plaza Portfolio Mortgage Loan and the Beverly Connection Mortgage Loan, which constituted approximately 13.0% and 8.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Stamford Plaza Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Beverly Connection Mortgage Loan which is an asset of the issuing entity and two other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity. These loan combinations, including the Stamford Plaza Portfolio Mortgage Loan and Beverly Connection Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Berkeley Point Capital LLC is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC pursuant to Item 1123. Because Berkeley Point Capital LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Stamford Plaza Portfolio Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on September 29, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,883,840.00 for the twelve- month period ended December 31, 2015.

The Coastal Grand Mall Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on September 29, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,910,025.00 for the twelve- month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on September 29, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.5 Primary Servicing Agreement, dated as of September 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 Berkeley Point Capital LLC, as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (see Exhibit 33.4)
33.16 Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 Berkeley Point Capital LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (see Exhibit 34.4)
34.16 Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 35.3)

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

GS Mortgage Securities Corporation II

(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of September 1, 2014, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

10.5 Primary Servicing Agreement, dated as of September 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 29, 2014 under Commission File No. 333-191331-05 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Situs Holdings, LLC, as Operating Advisor
33.6 Berkeley Point Capital LLC, as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (see Exhibit 33.4)
33.16 Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 Berkeley Point Capital LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (see Exhibit 34.4)
34.16 Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Beverly Connection Mortgage Loan (see Exhibit 35.3)