Form 10-K/A
period 2017-12-31
GS Mortgage Securities Trust 2014-GC24
filed 2018-08-03
CIK 1617957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.6 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.6 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.5         Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.6         Berkeley Point Capital LLC, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.8         LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.10       Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.11       Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.13       LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

33.16       Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.5         Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.6         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.8         LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Custodian of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.11       Situs Holdings, LLC, as Operating Advisor of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.13       LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the Beverly Connection Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

34.16       Situs Holdings, LLC, as Operating Advisor of the Beverly Connection Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.6         LNR Partners, LLC, as Special Servicer of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Stamford Plaza Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.9         LNR Partners, LLC, as Special Servicer of the Beverly Connection Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Beverly Connection Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-05 and incorporated by reference herein)

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

Date: August 3, 2018